Form 10-K/A
period 2003-12-31
CENTEX FUNDING LLC CENTEX HOME EQ LN AST BK CERT SER 2003-A
filed 2004-10-01
CIK 1224457

------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-K/A

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

AMENDMENT NUMBER 1 OF 1

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


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Rule 13a-14(a)/15d-14(a) Certification filed as Exhibit 33.1 hereto. Annual Independent Accountant's Report filed as Exhibit 99.1 hereto. Annual Statement as to Compliance filed as Exhibit 99.2 hereto.

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


                        Centex Home Equity Company, LLC, as Servicer of the Centex Home Equity Loan Trust 2003-A

                   By:  /s/ Jesse K. Bray
                        --------------------------------------
                   Name:    Jesse K. Bray
                   Title:   Executive Vice President/Chief Financial Officer

                   Date:  September 17, 2004

                                 EXHIBIT INDEX

Exhibit     Description

 31.1       Rule 13a-14(a)/15d-14(a) Certification
 99.1       Annual Independent Accountant's Report
 99.2       Annual Statement as to Compliance

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                          ---------------------------

                          SARBANES-OXLEY CERTIFICATION


I, Jesse K. Bray, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Centex Home Equity Loan Trust 2003-A;

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as Trustee.

                   By:
                        /s/ Jesse K. Bray
                        --------------------------------------
                 Name:  Jesse K. Bray
              Company:  Centex Home Equity Company, LLC as Servicer
                Title:  Executive Vice President/Chief Financial Officer

                 Date:  September 17, 2004

                                  EXHIBIT 99.1
                     Annual Independent Accountant's Report




Ernest & Young LLP
Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Member of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

     We have examined management's assertion, included in the accompanying report titled Report of Management, except that the minimum servicing standard for returning excess escrow from loan payoff is 30 days and company policy is 45 days, Centex Home Equity Company, LLC and subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the period ended March 31, 2004. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the management's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

     In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the period ended March 31, 2004, except that the minimum servicing standard for returning excess escrow from loan payoff is 40 days and company policy is 45 days, is fairly stated, in all material respects.

     This report is intended solely for the information and use of the audit committee, management and the Companies' private investors and is not intended to be and should not be used by anyone other than these specified parties.

Ernest & Young LLP

May 21, 2004




Centex Home Equity Corporation


           Management's Assertion on Compliance With Minimum Servicing
                           Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management


     We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (the Companies), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of March 31, 2004 and for the period then ended. Based on this evaluation, we assert that during the year ended March 31, 2004, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for this same period, the Companies had in effect a fidelity bond in the amount of $40 million and an errors and omissions policy in the amount of $6 million.

/s/  Jay Bray
------------------------
Jay Bray
Executive Vice President
Chief Financial Officer


July 23, 2004

                                      99.2
                        Annual Statement as to Compliance
                                ----------------


                        ANNUAL STATEMENT AS TO COMPLIANCE

     As of and for the fiscal  year ended  March 31,  2004,  pursuant to Section
8.16 of the Pooling and Servicing Agreement, the undersigned on behalf of Centex Home Equity Company, LLC has performed the reviews of the activities of the Servicer during such preceding fiscal year end of performance under the Pooling and Servicing Agreement, for Centex Home Equity Loan Trust 2003-A under my supervision.

     To the best of my knowledge, based on such review, the Servicer has fulfilled all obligations under the Pooling and Servicing Agreement for the fiscal year above referenced.

/s/ Anthony H. Barone
-----------------------
Anthony H. Barone
President and Chief Executive Officer